Form 10-K
PERI AL HEDRO CARTA DEY
filed 2017-01-03
CIK 1662618

OMB APPROVAL
OMB Number: 3235-0063 Expires: March 31, 2018 Estimated average burden hours per response . 1,998.78

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    December 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________________

Commission file number ________________________________

PERRY FURILLO CARTER

(Exact name of registrant as specified in its charter)

VIRGINIA
(State or other jurisdiction of Incorporation or organization)	(I.R.S.Employer Identification No.)

55 WATER STREET NY,NEW YORK	10041
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code        609-553-5686

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
145-57-030516 57
507308 – 6479528 – TREASURY BONDS/ADR/FRN	THE CIRCLE 750
(FIGXX) GOVERNMENT PORTFOLIO: CLASS 1	NYSE

Securities registered pursuant to section 12(g) of the Act:

     228846281

(Title of class)

   145-57-030516

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐  Yes      ☒   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐  Yes      ☒   No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchan ge Act from their obligations under those Sections.

SEC 1673 (11-14)

Persons who respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒  Yes       ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐  Yes      ☒   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐  Yes      ☒   No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

N/A

 (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

PART I

[See General Instruction G2]

Item 1. Business.

GENERAL

PERRY FURILLO CARTER was incorporated in Virginia on May 3, 1957.  Plans to engage in various businesses thru its direct or indirect wholly owned subsidiaries:

•

FOUNDATIONS:    While THE FRED & CASSIE HUBBARD FOUNDATION focuses on Elderly care and education for certain Biblical faiths,  THE PERRY FURILLO CARTER FOUNDATION focuses on the Arts, Music, Theater ,Movie, Television Production, Education, Aviation, and Law. I plan to join in with other foundations that are helping people who are in need, at home and abroad to battle Homelessness and Hunger.  Helping people during the winter month’s to stay healthy and to have adequate heating. Also I want to help fund the polluted lead water problem in Detroit, Procedures and policies for water purification will need to be in place with accountability, also funding for those hard hit areas with natural disasters like Louisiana and Hatti, also funding is needed to repair the infrastructure in our nation. IN MY CARE is an awesome Mentoring Program for youth, it is my interest to see it nation Wide, SHE’s SAFE is a Safe house for Women who are Homeless and Abused. A HEART is designed to provide clothing for infants , children

•

UNIVERSAL DOMINION PROMOTIONS LLC, PROPERTY MANAGEMENT, ACQUISITIONS & ENTERTAINMENT;     To promote property management & acquisitions’ and promoting of entertainment business, doing Business to Business.

•

CHARITIES,     Saint Jude’s Children’s Hospital, Feeding America , Food For The Poor, The American Cancer Society The Metropolitan Museum Of Art     PHILANTHROPY

Item 1A. Risk Factors.

NONE

Item 1B. Unresolved Staff Comments.

NONE

Item 2. Properties.

Furnish the information required by Item 102 of Regulation S-K (§ 229.102 of this chapter).

Item 3. Legal Proceedings.

NONE

Item 4. Mine Safety Disclosures.

Omitted

PART II

[See General Instruction G2]

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

NONE.

Item 6. Selected  Financial Data.

Omitted pursuant to (2) Registrants meeting the conditions specified in paragraph (1) Such registrants may omit the information called for by Item 6, Selected Financial Data, and Item 7.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted pursuant to (2) Registrants meeting the conditions specified in paragraph (1) Such registrants may omit the information called for by Item 6, Selected Financial Data, and Item 7.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

NONE

Item 8. Financial Statements and Supplementary Data.

NONE

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

NONE

Item 9A. Controls and Procedures.

Furnish the information required by Item 307 and 308 of Regulation S-K (§229.307 and §229.308 of this chapter).

Item 9B. Other Information.

NONE

PART III

[See General Instruction G (3)]

Item 10. Directors, Executive Officers and Corporate Governance.  (c) Such registrants may omit the information called for by the following otherwise required Items: Item 4, Submission of Matters to a Vote of Security Holders; Item 10, Directors and Executive Officers of the Registrant; Item 11, Executive Compensation; Item 12, Security Ownership of Certain Beneficial Owners and Management; and Item 13, Certain Relationships and Related Transactions.

Item 11. Executive Compensation.

Omitted

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related  Stockholder Matters.

Omitted

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Omitted

Item 14. Principal Accounting Fees  and Services.

NONE   No Action

Item 15. Exhibits, Financial Statement Schedules.

None

SIGNATURES

[See General Instruction D]

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERRY FURILLO CARTER
(Registrant)

Date: 11-22-2016	By:	/s/ Peri Al Hedro Carta Dey
(Signature)*

Beneficial Owner/ Entitlement Holder/ Surety/ Lifetime

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: 11-22-2016	By:	/s/ Peri Al Hedro Carta Dey
(Signature)*

Beneficial Owner/ Entitlement Holder/ Surety/ Lifetime

GENERAL INSTRUCTIONS

A. Rule as to Use of Form 10-K.

1)

This Form shall be used for annual reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) (the “Act”) for which no other form is prescribed. This Form also shall be used for transition reports filed pursuant to Section 13 or 15(d) of the Act.

2)

Particular attention is directed to Regulation 12B which contains general requirements regarding matters such as the kind and size of paper to be used, the legibility of the report, the information to be given whenever the title o f securities is required to be stated, and the filing of the report. The definitions contained in Rule 12b-2 should be especially noted. See also Regulations 13A and 15D. C. Preparation of Report.